Form 10-K
period 1997-12-31
HUDSON INVESTORS FUND INC
filed 1999-01-13
CIK 910535

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D. C. 20549



                                       FORM 10K



ANNUAL REPORT PURSUANT TO RULE 24F-2 UNDER THE INVESTMENT COMPANY
ACT OF 1940 for the period ended December  31, 1997.



Commission file number: 811-07956


                     HUDSON INVESTORS FUND INC
                    --------------------------------
               (Name of Business Issuer in its charter)



 NEW JERSEY                                         223270065
-----------------------                        -------------------------
(State of Incorporation)                     (I.R.S. Employer I.D. Number)


790 BLOOMFIELD AVENUE, CLIFTON, NEW JERSEY                 07010
-----------------------------------------------        ------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number:   (973) 458 8000
                           ---------------------

Securities registered under Rule 24F-2 of the Act:

               Title of each class                Name of exchange on which
                to be registered                 each class is be registered

                  Common Stock                           NASDAQ

Securities registered under Rule 24F-2 of the Act:

                                      COMMON
                             -----------------------------
                                  (Title of Class)

Check whether issuer (1) filed all reports to be filed by Rule 24F-2 of the Investment Company Act during the past 12 months (or such shorter period that the registrant was required to filed such reports), and
(2) has been subject to filing requirements for  the past 90 days.

(1).   Yes:  X     No:
(2).   Yes:  X     No:

The number of shares issued and outstanding of issuer's common stock, $0.00 par value, as of December 31, 1997 was $25,803.7200.







                                     INDEX





Item 1.  Financial Statements.                             Page No.



         Independent Auditors' Report                            3
         Statement Of Assets and Liabilities as
             Of December 31, 1997                                4
         Portfolio of Investment at December 31, 1997            5
         Statement of Operations Year Ended December 31, 1997    6
         Statement of Cash Flows Year Ended December 31, 1997    7
         Statement of Changes in Net Assets
             Year Ended December 31, 1997                        8
         Selected Per Share Data and Ratio for
              Year Ended December 31, 1997                       9
Item 2.  Notes to Financial Statements                          10

INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
Hudson Investors Fund, Inc.
50 Mt.  Prospect Ave., P.O. Box 2070
Clifton, New Jersey 07015

   We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Hudson Investors Fund, Inc., as of December 31, 1997, and related statements of operations for the year then ended and changes in net assets for the year ended, and the
financial  highlights  of  the  year.   These  financial  statements and
financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting, the amounts and disclosures in the financial statements. Our procedures include confirmation of investments owned as of December 31, 1996, by correspondence with the custodian and brokers. As audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements and financial highlights referred to above present fairly. in all material respect, the financial position of Hudson Investors Fund, Inc. at December 31,1997, the results of its operations for the year then ended, the changes in its net assets for the period then ended, and the selected financial highlights for the period then ended, in conformity with generally accepted accounting principles.




/s/ Peter Demian
Peter Demian, CPA                       November 12, 1998
Demian & Co.
South Orange, N.J.




72 Academy Street, South Orange, New Jersey,
Phone (973)313-0039,  Fax (973)763-9290

                         HUDSON INVESTORS FUND, INC.
                     STATEMENT OF ASSETS AND LIABILITIES
                          AS OF DECEMBER 31,1997

Assets

  Investments at value                                         $ 50,586.30
  (Cost $84,367.50)
  Liquid Assets In Custodian Account                           $ 10,593.03
  Cash                                                         $  5,296.27

  Other Assets - Organization Expense      $125,000.00
   less: amortization                      $(12,000.00)        $113,000.00
                                                               ------------
      Total Assets                                             $179,766.10
                                                               ------------

Liabilities

Payable for:

  Investor Funds Pending Instructions                          $ 10,436.16
  Accounts Payable                                             $  4,000.00
                                                               ------------
  Total liabilities                                            $ 14,436.16
                                                               ------------
Net Assets                                                     $165,329.94
                                                               ------------
Analysis of Net Assets

    Capital Stock, no par value:
    1,000,000 shares authorized,
    25,803.7200 shares issued and outstanding                  $233,393.35

    Retained Earnings                                          $  1,908.23
    Net Unrealized Appreciation on Investments in Securities   $(33,480.70)
    Net Loss on Operations                                     $(43,045.41)
    Net Realized Gain on Sale of Investments                   $  6,554.47
                                                               ------------
    Net Assets applicable to share outstanding                 $165,329.94
                                                               ------------

                            HUDSON INVESTORS FUND, INC.
                    PORTFOLIO OF INVESTMENT AT DECEMBER 31,1997


Market Segment      Number of       Company             Market Value  Percent of
                     Shares                                            Portfolio

Computers             400     Micron Electronics            3,650.00       7.17

Computer Peripherals  200     Applied Magnetics             2,200.00       4.32
                      200     Seagate Technology            3,837.40       7.54

Oil Services          200     Trico Marine Services         5,875.00       11.55

Diversified           15,800  Hightec, Inc.                 4,439.30       9.73

Software              200     Adaptec                       7,425.00       14.59

Telecom. Equipment    200     Ascend Communications         4,900.00       9.63

Entertainment         12,000  Classic Vision Entertainment  1,116.00       2.19

Semiconductors        200     Intel Warrants                9,893.60       19.44
                      200     Vitesse Semiconductor         7,550.00       14.84
                                                            ---------   --------
                                                           50,886.80      100.00

                                HUDSON INVESTORS FUND, INC.
                                  STATEMENT OF OPERATIONS
                                YEAR ENDED DECEMBER 31,1997

Income:

    Dividends and interest                                       $    1,237.25
                                                                 --------------

Expenses:

    Office expenses                                              $    1,060.18

    Custodian and transfer agent fees                            $    4,304.50

    Regulatory fees and related expenses                         $    7,860.00

    Filing and quotation services                                $    5,552.98

    Professional fees                                            $   15,506.00

    Amortization of organizational expenses                      $    9,999.00
                                                                 --------------
            Total expenses                                       $   44,282.66
                                                                 --------------

Net income/(Loss)from operations                                 $  (43,045.41)
                                                                 --------------

Net realized and unrealized gain(loss)on investments

  Net realized gain on sales of investments                      $    6,554.47

  Net unrealized appreciation (depreciation) on investments      $  (33,480.70)
                                                                 --------------

  Net Increase(decrease)in net assets resulting from operations  $  (26,926.23)
                                                                 --------------

                        HUDSON INVESTORS FUND, INC.
                          STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31,1997



Cash Flows From Operating Activities:

Net Income                                                          $(43,045.41)

Adjustments to Reconcile Net Income to Net Cash
 Flows From Operating Activities:

   Change in Unrealized Appreciation on Investments in Securities   $(33,490.70)
   Amortization of Organization Expense                             $ (9,999.00)

Changes in Operating Assets and Liabilities:

Other Assets
   Accounts Payable and Accrued Expenses                            $ 25,276.34

              Net Cash Flows From Operating Activities              $(61,248.77)
                                                                    -----------

Cash Flows From Investing Activities:

   Capital Gains                                                    $  6,554.47
   Stock Transactions                                               $  9,419.91

              Net Cash Flows From Financing Activities              $ 15,974.38
                                                                    -----------

Net Increase (decrease) in Cash                                     $(45,274.39)
                                                                    ------------

Cash-Beginning of Year                                              $ 61,153.69
Cash-End of Year                                                    $ 15,879.30
                                                                    -----------

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for:
                                Interest     $0.00
                                Income Taxes $0.00



                         See Notes to Financial Statements

                              HUDSON INVESTORS FUND
                        STATEMENT OF CHANGES IN NET ASSETS
                           YEAR ENDED DECEMBER 31, 1997



                                                        Year ended December 31,
                                                        1997           1996
Operations, dividends and capital share activity

  Net investment income                              $  1,237.25    $  1,091.36

  Net realized gain (loss)                           $  6,554.47    $  4,336.09

  Changes in net unrealized depreciation             $(33,490.70)   $  5,792.70

  Net increase in net assets resulting
   from operations                                   $(43,045.41)   $  5,806.88

Net increase (decrease) from capital
  share transactions                                 $ (3,190.56)   $ 30,800.14
                                                     ------------   -----------

Total increase (decrease) in net assets              $(71,924.95)   $(13,773.11)


New Assets Beginning of Year                         $237,254.89    $251,028.00


End of year (including undistributed net
  investment Income of $1,091.36 and
  $2,424.00 respectively)                            $165,329.94    $237,254.89
                                                     ------------   -----------









                         See Notes to Financial Statements

                         HUDSON INVESTORS FUND, INC.
                      SELECTED PER SHARE DATA AND RATIO
                     FOR THE YEAR ENDED DECEMBER 31,1996



PER SHARE OPERATING PERFORMANCE:

NET ASSET VALUE, BEGINNING OF  PERIOD                       $       9.20

NET INVESTMENT INCOME (LOSS) AND DIVIDENDS DECLARED         $      (2.79)

NET ASSET VALUE, END OF PERIOD                              $       6.41

TOTAL RETURN                            Loss                       30.33%

RATIOS TO AVERAGE NET ASSETS
EXPENSES                                                           21.38%

NET INVESTMENT INCOME (LOSS)                                $ (26,926.23)

SUPPLEMENTAL DATA:
NET ASSETS AT END OF PERIOD                                 $ 165,329.94









                           See Notes to Financial Statements

                            HUDSON INVESTORS, FUND, INC.
                          NOTES TO THE FINANCIAL STATEMENTS
                              AS AT DECEMBER 31,1997




1. DESCRIPTION OF THE FUND

Hudson Investors Fund, Inc. ('The Company') is a registered company following guidelines for investing ethically. The Company does not invest in securities of companies in the tobacco, banking, gambling or brewery industries or companies that pollute the environment or condone apartheid, ethic cleansing or other inhuman behavior.

2. SIGNIFICANT ACCOUNTING POLICIES

Investment valuation
Investments are stated at value. Fixed income securities are valued by using market quotations, or independent pricing services that use prices by market makers or estimates of market values obtained from yield data relating to instruments or securities with similar characteristics. Portfolio securities that are traded on a domestic securities exchange are valued at the last sale price (currently 4:00 p. m. New York time) on the exchange where primarily traded or, if there is no recent sale, at the last current bid quotation.

Portfolio securities are valued as follows:

  l. Securities listed or admitted to trading on any national securities exchange are valued at their last sale price at the exchange where the securities are principally traded.

  2. Securities traded in the over-the-counter market are valued at the last sale prices, if carried by NASDAQ; other over-the-counter securities are valued at the mean between the closing bid and asked prices obtained from a principal reporting agency.

  3. All other securities and assets are valued at their fair value as determined in good faith by the Board of Directors of the Fund, which may include the amortized cost method of securities maturing in sixty days or less and other cash equivalent investments.


3. INVESTMENT TRANSACTION AND INVESTMENT INCOME

Investment transactions are accounted for on the trade date (date the order to buy or sell is executed). Dividend income is recorded on the ex-dividend date and interest income is recorded on the accrual basis. Interest income includes premium and discounts amortization on money market instruments, it also includes original issue and market discount amortization on long-term fixed income securities. Realized gains and losses from investment transactions are reported on an identified cost basis.

The fund may purchase securities with delivery or payments to occur at a later date. At the time the Fund enters into a commitment to purchase a security, the transaction is recorded and the value of the security is reflected in the net asset value. The value of the security may vary with market fluctuations. No interest accrues to the Fund until payment takes place. At the time the Fund enters into this type of transaction it is required to designate cash or other liquid assets equal to the value of the securities purchases. At December 31, 1996 the Fund had no purchase commitments.

Fund Share Valuation
Fund shares are sold and redeemed on a continuous basis at net asset value. On each day the New York Stock Exchange is open for trading, the net asset value per share is determined as of the earlier of 4:00 p.m, New York time or the close of the Exchange. The net asset value per share is determined separately for the one class of stock by dividing the Fund's net assets attributable to the class by the number of shares of the stock outstanding.


Federal income taxes and dividends to shareholders
The Fund has complied with the special provisions of the Internal Revenue Code available to investment companies for the year ended December 31, 1996. There is no accumulated net realized loss on sales of investments for federal income tax purposes at December 31, 1997.

Dividends are determined in accordance with income tax  principles  which
may  treat   certain  transactions  differently  than  generally accepted accounting principles.


4. TRANSACTIONS WITH AFFILIATES

Management agreement.

The Fund has management advisory and administration agreements with Hudson Advisors, Inc., and Hudson Investment Management, Inc. who are contracted to exact the following fees:


       1.00%    Management fee
       0.25%    Administrative fee

These fees have been waived to date.

5. MARGIN LOAN

The Fund has no margin of loan accounts.

6.   CAPITAL SHARE TRANSACTIONS

Transactions in capital stock for the year ended December 31, 1997 as follows:


                                             SHARES            AMOUNT
                                           -----------      -------------

Balance as of December 31, 1996             25,771.4486      $232,383.81


    Shares Sold                              9,609.8769       102,031.25
    Shares Redeemed                         (9,577.6055)     (101,021.71)
                                           -------------     ------------
    Net increased (decreases)                   32.2714         1,099.54

Balance as of December 31, 1997             25,803.7200      $233,393.35

7. INVESTMENT TRANSACTIONS

Purchases and sales of investment securities were $145,768.75 and $142,173.18 respectively, for the year ended December 31, 1997.

8. THE FUND HAS NO LEASE OR OTHER FINANCIAL COMMITMENTS

9. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Fund to a concentration of credit rids consist principally of investments in securities. At times, such investments may be concentrated in a particular industry, but it is not the Fund's intention to concentrate its investments in any particular industry on a permanent basis.

10. PENDING LITIGATION

Administrative and cease desist proceedings were instituted against the Fund, along with its Advisor, its President and the President of an alleged corporation by the name of Neuropro Inc., on August 26,1997. It was alleged that Neuropro Inc., entered into undisclosed agreements with the Adviser and that the Fund invested in stocks controlled and recommended by its president. The charges have been denied by all parties concerned as baseless. An Administrative Hearing was held in February, 1998. No decision has been received as of the date of this report. The effect of any decision on the fund is indeterminable.

11. LARGE SHAREHOLDERS

The Fund has two shareholder's with over a 10% interest in the Fund. They are Akram Choudhry and First Trust Corp. for the account of Mariano Marquez.